Form 10-K/A
STRUCTURED ASSET SEC CORP MORT PASS THR CERT SER 2002 HF2
filed 2003-06-27
CIK 1203090

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-92140-09


        Structured Asset Securities Corporation
        Mortgage Pass-Through Certificates
        Series 2002-HF2 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       52-2383383
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


       a) Fairbanks Capital Corp, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Fairbanks Capital Corp, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F1>


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

  <F1> Filed Herewith.




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

  Dated: June 2, 2003

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


      Date: June 2, 2003


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